Form 10-K
GSAMP Trust 2005-HE3
filed 2006-03-30
CIK 1331811

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2005

                        Commission file number: 333-120274-26

          GS Mortgage Securities Corp. (as depositor under the Pooling and Servicing Agreement, dated as of June 1, 2005,
         relating to the GSAMP Trust 2005-HE3, Mortgage Pass-Through
                        Certificates, Series 2005-HE3)
            (Exact name of Registrant as specified in its Charter)

                    Delaware                                13-3387389
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          85 Broad Street
          New York, New York                             10004
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212) 902-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[] No[X]

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.
          Large Accelerated filer  [ ]
          Accelerated filer  [ ]
          Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as
     Defined in Rule 12b-2 of the Exchange Act).   Yes [ ]   No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     None

     PART I

     ITEM 1.  Business.

     Not Applicable.

     Item 1A.  Risk Factors.

     Not Applicable.

     Item 1B.  Unresolved Staff Comments.

     Not Applicable.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the trustee, any servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.


     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of Certificateholders during the fiscal year covered by this report.

     PART II

     ITEM 5. Market for Registrant's Common Equity. Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is currently no established public trading market for Registrant's Certificates known to the Registrant.

     As of December 31, 2005 the number of holders of record for the registered certificates was 14 based on the Trustee's records.


     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

     ITEM 9A  Controls and Procedures

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13.  Certain Relationships and Related Transactions.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K

         Exhibit 31   Sarbanes-Oxley Act Section 302 Certification

         Exhibit 99.1 Servicer's Annual Statement of Compliance for Countrywide Home Loans Servicing LP, for Year End
         December 31, 2005.

         Exhibit 99.2 Servicer's Report of Independent Registered Public Accounting Firm for Countrywide Home Loans Servicing LP, for Year End December 31, 2005.

         Exhibit 99.3 Servicer's Annual Statement of Compliance for JPMorgan Chase Bank, National Association, for Year End
         December 31, 2005.

         Exhibit 99.4 Servicer's Report of Independent Registered Public Accounting Firm for JPMorgan Chase Bank, National Association, for Year End December 31, 2005.

         Exhibit 99.5 Servicer's Annual Statement of Compliance for Wilshire Credit Corporation, for Year End December 31, 2005.

         Exhibit 99.6 Servicer's Report of Independent Registered Public Accounting Firm for Wilshire Credit Corporation, for Year
         End December 31, 2005.

         Exhibit 99.7 Aggregate Statement of Distributions to
         Certificateholders for Year End December 31, 2005.


     (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

     (c) Not Applicable



                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   GS Mortgage Securities Corp.,
                                   as Depositor


                                       By: /s/ Michelle Gill
                                       Name: Michelle Gill
                                       Title: Vice President


     Date: March 30, 2006


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     (a) (1)  No annual report is provided to the certificateholders.

     (a) (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificateholder with respect to any annual or other meeting of the certificateholders.


Exhibit Index

         Exhibit 31   Sarbanes-Oxley Act Section 302 Certification

         Exhibit 99.1 Servicer's Annual Statement of Compliance for Countrywide Home Loans Servicing LP, for Year End
         December 31, 2005.

         Exhibit 99.2 Servicer's Report of Independent Registered Public Accounting Firm for Countrywide Home Loans Servicing LP, for Year End December 31, 2005.

         Exhibit 99.3 Servicer's Annual Statement of Compliance for JPMorgan Chase Bank, National Association, for Year End
         December 31, 2005.

         Exhibit 99.4 Servicer's Report of Independent Registered Public Accounting Firm for JPMorgan Chase Bank, National Association, for Year End December 31, 2005.

         Exhibit 99.5 Servicer's Annual Statement of Compliance for Wilshire Credit Corporation, for Year End December 31, 2005.

         Exhibit 99.6 Servicer's Report of Independent Registered Public Accounting Firm for Wilshire Credit Corporation, for Year
         End December 31, 2005.

         Exhibit 99.7 Aggregate Statement of Distributions to
         Certificateholders for Year End December 31, 2005.